Form 10QSB
period 1998-03-31
SOVEREIGN CREDIT FINANCE II INC
filed 1998-06-02
CIK 1049715

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

      (Mark One)
      [ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         March 31, 1998
                                             --------------
                                        OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------       ------------
      Commission File Number           333-40321
                                     -------------

                          SOVEREIGN CREDIT FINANCE II, Inc.
               ---------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)

                  TEXAS                                   75-2728381
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                4015 BELTLINE ROAD, BUILDING B, DALLAS, TEXAS   75244
               ---------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

                                     972-960-5500
               ---------------------------------------------------------
                 (Registrant's telephone number, including area code)

               ---------------------------------------------------------
                   (Former name, former address and former fiscal
                        year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                   ---    ---

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A
                                                              -----
                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common stock, as of the last practicable date.   1,000 SHARES
                                                 ------------

Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                                ---    ---

                       SOVEREIGN CREDIT FINANCE II, INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                      PAGE
                                                                      ----
      Balance Sheet at March 31, 1998 (Unaudited). . . . . . . . . . .  3

      Income Statement for the period from October 9, 1997
            (inception) to March 31, 1998 (Unaudited). . . . . . . . .  4

      Statement of Cash Flows for the period from October 9,
            1997 (inception) to March 31, 1998 (Unaudited) . . . . . .  5

      Statement of Stockholders' Equity for the period from
            October 9, 1997 (inception) to March 31, 1998
            (unaudited). . . . . . . . . . . . . . . . . . . . . . . .  6

      Notes to Financial Statements (Unaudited). . . . . . . . . . . .  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . .  9

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . 10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                       SOVEREIGN CREDIT FINANCE II, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 MARCH 31, 1998

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents........................................  $     950
                                                                     ---------
                                                                     ---------

                         LIABILITIES AND STOCKHOLDER'S EQUITY

STOCKHOLDER'S EQUITY
  Common stock, $.01 par value, 50,000 shares authorized,
    1,000 shares issued and outstanding............................  $      10
  Additional paid-in capital.......................................        990
  Deficit..........................................................        (50)
                                                                     ---------
                                                                     $     950
                                                                     ---------
                                                                     ---------

                See accompanying notes to financial statements.

                       SOVEREIGN CREDIT FINANCE II, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
      FOR THE PERIOD FROM OCTOBER 9, 1997 (INCEPTION) TO MARCH 31, 1998

REVENUE............................................................  $      --
EXPENSES
  Service Charges..................................................         50
NET LOSS...........................................................  $     (50)
                                                                     ---------
                                                                     ---------

                See accompanying notes to financial statements.

                       SOVEREIGN CREDIT FINANCE II, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
      FOR THE PERIOD FROM OCTOBER 9, 1997 (INCEPTION) TO MARCH 31, 1998

Cash flows from operating activities:
  Net loss...........................................................  $     (50)
                                                                       ---------
    Net decrease in cash.............................................        (50)
    Cash at beginning of period......................................      1,000
                                                                       ---------
    Cash at end of period............................................  $     950
                                                                       ---------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest...........................................................  $      --
                                                                       ---------
  Taxes..............................................................  $      --
                                                                       ---------

                See accompanying notes to financial statements.

                       SOVEREIGN CREDIT FINANCE II, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
      FOR THE PERIOD FROM OCTOBER 9, 1997 (INCEPTION) TO MARCH 31, 1998

                                                                           ADDITIONAL
                                                COMMON        COMMON         PAID-IN
                                                SHARES         STOCK         CAPITAL       DEFICIT      TOTAL
                                              -----------  -------------  -------------  -----------  ---------
Balance at October 9, 1997..................       1,000     $      10      $     990     $      --   $   1,000
Net loss....................................          --            --             --           (50)        (50)
                                                   -----           ---          -----           ---   ---------
Balance at March 31, 1998...................       1,000     $      10      $     990     $     (50)  $     950
                                                   -----           ---          -----           ---   ---------
                                                   -----           ---          -----           ---   ---------

                See accompanying notes to financial statements.

                       SOVEREIGN CREDIT FINANCE II, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)
                                MARCH 31, 1998

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Sovereign Credit Finance II, Inc. (Company) was incorporated in Texas on October 9, 1997. The Company is a subsidiary of Sovereign Auto Finance Holdings, Inc. (Parent) and was formed for the purpose of purchasing, collecting and servicing retail installment sales, lease contracts and notes secured by motor vehicles (Contracts). The Contracts typically involve consumers who cannot obtain loans from local financial institutions or from the credit facilities of major automobile manufacturers. The "creditworthiness grade" of the obligors on the Contracts is usually "D." The Company does business primarily in the south and southwest.

MANAGEMENT ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results may vary from such estimates.

CONCENTRATION OF CREDIT RISK

    The Company's financial instruments exposed to concentration of credit risk consist primarily of cash maintained in Federally insured financial institutions which are considered by the Company to be of high credit quality. Therefore, management considers concentration of credit risk to be limited.

2.  AUTOMOBILE CONTRACT NOTES OFFERING

    The Company is offering on a "best efforts" basis, up to $10,000,000 in principal amount of 11% Notes (Notes) due February 15, 2002. Interest begins to accrue on the Notes upon release of escrowed subscription funds to the Company, which will not occur until a minimum of $500,000 of the Notes are sold. As of March 31, 1998, $309,325 or the Notes have been sold. All unpaid principal and accrued interest are payable at maturity. The Notes are being offered through licensed broker-dealers who will receive sales commissions of 8% of the principal amount of the Notes sold by such broker-dealers.

    The Company will also use up to 2% of the gross proceeds from the sale of the Notes to pay offering and organizational expenses, including filing and registration fees, legal, accounting, printing, trustee fees, escrow fees and other fees and expenses. Sovereign Auto Finance, Inc. (SAF), an affiliate of the Company's Parent, will advance some of these expenses. SAF has agreed to pay such expenses to the extent such expenses exceed 2% of the gross proceeds from the sale of the Notes. The Company will also pay an additional 5.5% of the gross proceeds from the sale of the Notes (5.0% of the gross proceeds in excess of $9,000,000) to SAF for its services in administering and managing the ongoing operations of the Company. SAF will also administer noteholder payments, communications and relations. For such services, the Company will pay SAF a monthly fee equal to 1/12 of 0.5% of the outstanding principal amount of the Notes.

    Such payments to SAF are contingent upon the successful completion of the Company's public offering. If the offering is not successful, the Company is not obligated to reimburse SAF for any expenses incurred. The remainder of the proceeds from the sale of the Notes (84.5% of the gross proceeds) is to be used to acquire Contracts. No more than 15.5% of such proceeds is to be used for the foregoing

                       SOVEREIGN CREDIT FINANCE II, INC.

                                  (UNAUDITED)
                                MARCH 31, 1998

2. AUTOMOBILE CONTRACT NOTES OFFERING (CONTINUED) commissions, fees and expenses. Proceeds received from the sale of the Notes will be held in escrow by a third-party escrow agent and will not be available to the Company until subscriptions for $500,000 in principal amounts of the Notes have been received.

    The Company intends to enter into a note purchasing and servicing agreement with Sovereign Associates, Inc. (SAI), an unrelated Company. The majority of Contracts will be originated by Fiesta Motors LLC, an affiliate, which finances the sale of motor vehicles. SAI will initially be entitled to a monthly servicing fee of $20 for administering the collection of payments due under the Contracts for each Contract that is not assigned for repossession. SAI will receive a fee of $125 for each financed vehicle assigned for repossession. This fee is paid for overseeing the repossession and resale of the vehicle securing any Contract in default. SAI will also receive a purchase administration fee for each Contract purchased, equal to the lesser of $500 or 5% of the total amount of installments due under the Contract as of the date of purchase.

    In addition, the Company intends to enter into an indenture agreement between the Company and an unrelated trust company, which will govern collection of the Contract proceeds and repayment of the Notes.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

           PLAN OF OPERATION

           Sovereign Credit Finance II, Inc. (the "Company") is in the developmental stage, offering on a "best efforts" basis up to $10,000,000 in principal amount of 11% Notes Payable (the "Notes") due February 15, 2002. As such, operations have not commenced as of March 31, 1998. The Company is subsidiary of Sovereign Auto Finance Holdings, Inc. (Parent). Sovereign Auto Finance, Inc. (Sovereign), which is an affiliate of the Company's parent, administers and manages the ongoing operations of the Company. Sovereign Associates, Inc. (SAI), an unrelated corporation, provides purchasing and collection services to the Company.

           The proceeds from the sale of the Notes will be held in escrow until such amount reaches $500,000, the minimum offering amount. As of March 31, 1998, $309,325 of the Notes had been sold. After such amount is attained the Company will begin purchasing, collecting and servicing retail installment sales and lease contracts (the "Contracts") secured by motor vehicles, and accruing interest on the Notes. The Company will use at least 84.5% of the proceeds from the sale of the Notes for the purchase of the contracts. No more than 15.5% of such proceeds will be used for commissions, fees, and expenses.

           Management anticipates the cash flow from Contract installments and sales of the Notes to be sufficient to fund the future cash requirements of the Company. In addition, the Company will seek to enter into a senior line of credit agreement which will provide additional capital for the acquisition of additional Contracts. At this time, no such line of credit agreement has been reached.

                          PART II - OTHER INFORMATION

Item 2(d).  Changes in Securities and Use of Proceeds

(1) The registrant has filed a registration statement on Form SB-2 with the Securities and Exchange Commission (file number 333-40321) for the purpose of registering under the Securities Act of 1933, as amended, the registrants 11% Notes Due February 15, 2002 in the aggregate principal amount of $10,000,000. The effective date of the registration statement was March 3, 1998.

(2)  The offering commenced on March 5, 1998.

(3)  Not applicable.

(4) (i)  The offering has not terminated.

(ii)   There is no managing underwriter.

(iii) The title of each class of securities registered is as follows: 11% Notes Due February 15, 2002.

(iv) The amount registered was $10,000,000. The aggregate price of the offering amount registered is $10,000,000. The amount sold as of March 31, 1998 was $309,325, which was also the aggregate offering price of the amount sold. The entire amount sold remains in escrow until a minimum of $500,000 has been sold.

(v) From March 3, 1998 until March 31, 1998, the amount of expenses incurred for the issuers account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders fees, and expenses paid to or for underwriters was $-0-, and the amount of other expenses was approximately $5,000, which is a reasonable estimate for the amount of expenses incurred instead of the actual amount of expenses. An additional $24,746 will we owed to selling broker-dealers upon release of the escrowed funds. None of such expenses did or will involve direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10% or more of any class of equity securities of the issuer, or affiliates of the issuer, but did or will involve direct payments to others.

(vi) The net offering proceeds to the issuer after deducting the total expenses described in paragraph (4)(v) of this Item was $-0-, since the minimum required to break escrow had not been sold as of March 31, 1998.

(vii)  Not applicable.  See paragraph (4)(vi) above.

(viii) Not applicable.  See paragraph (4)(vi) above.

Item 6  -  Exhibits and Reports on Form 8-K

Number                   Description
------                   -----------

 2          not applicable

 3 (i)      Articles of Incorporation of Sovereign
            Credit Finance II, Inc.*

 3 (ii)     Bylaws of Sovereign Credit Finance II, Inc.*

 4          Indenture between Sovereign Credit
            Finance II, Inc. and Sterling Trust Company, as Trustee

10 (i)      Master Contract Purchase Agreement*

10 (ii)     Servicing Agreement*

10 (iii)    Subscription Escrow Agreement*

11          not applicable

15          not applicable

16          not applicable

18          not applicable

19          not applicable

22          not applicable

23          not applicable

24          not applicable

27          Financial Data Schedule

99          not applicable


*Incorporated by reference to the registrant's Registration Statement on Form S-1, Commission file number 333-40321

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOVEREIGN CREDIT FINANCE II, INC.


           Signature             Title                             Date
           ---------             -----                             ----

/s/ A. Starke Taylor, III        President, (principal executive   May 28, 1998
------------------------------   officer, principal financial
    A. Starke Taylor, III        officer and chief accounting
                                 officer) and director

              EXHIBIT INDEX PURSUANT TO ITEM 601 OF REGULATION S-B

Number                   Description
------                   -----------

 2          not applicable

 3 (i)      Articles of Incorporation of Sovereign
            Credit Finance II, Inc.*

 3 (ii)     Bylaws of Sovereign Credit Finance II, Inc.*

 4          Indenture between Sovereign Credit
            Finance II, Inc. and Sterling Trust Company, as Trustee

10 (i)      Master Contract Purchase Agreement*

10 (ii)     Servicing Agreement*

10 (iii)    Subscription Escrow Agreement*

11          not applicable

15          not applicable

16          not applicable

18          not applicable

19          not applicable

22          not applicable

23          not applicable

24          not applicable

27          Financial Data Schedule

99          not applicable


*Incorporated by reference to the registrant's Registration Statement on Form S-1, Commission file number 333-40321