Form 10KSB
period 1998-06-30
SOVEREIGN CREDIT FINANCE II INC
filed 1998-12-15
CIK 1049715

                      U.S. Securities and Exchange Commission

                               Washington, D.C. 20549
                                    Form 10-KSB


(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 1998

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______ to ______

Commission file number 333-40321

Sovereign Credit Finance II, Inc.                      Texas
(Name of small business                      (State or other jurisdiction of
issuer in its charter)                       incorporation or organization)

                                    75-2728381
                         (IRS Employer Identification No.)

4015 Beltline Road, Building B
Dallas, Texas                                75244          (972) 960-5500
(Address of principal executive offices)  (Zip Code) (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Title of each class:  n/a

Name of each exchange on which registered:  n/a

Securities registered under Section 12(g) of the Exchange Act:  None

n/a
(Title of class)

n/a

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $___________

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.)   None

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                          (ISSUERS INVOLVED IN BANKRUPTCY
                       PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes [ ]     No [ ]

                     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,000 shares

                        DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                         SOVEREIGN CREDIT FINANCE II, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                              Page
                                                                              ----
[PART I]

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . 8

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . 8

[PART II]

Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . . 9

Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . . .10

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 8.  Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . .12

[PART III]

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act. . . . . . . . . . .13

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . .13

Item 11.  Security Ownership of Certain Beneficial Owners and Management . . . .14

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . .14

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .16

[PART I]

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Sovereign Credit Finance II, Inc. (the "Company") was incorporated in the state of Texas on October 9, 1997. The Company is a subsidiary of Sovereign Auto Finance Holdings, Inc. ("SAFH"), a Texas corporation. The principal offices of the Company are located at 4015 Beltline Road, Building B, Dallas, Texas 75244. The telephone number is (972) 960-5500.

     Sovereign Auto Finance, Inc. (the "Administrator"), a Texas corporation and an affiliate of SAFH, administers and manages the ongoing operations of the Company.

BUSINESS OF THE COMPANY

     The Company was established for the sole purposes of purchasing, collecting and servicing motor vehicle retail sales installment contracts and obligations, obtaining capital through sale of debt securities, and through possible additional borrowing, in order to invest in such contracts and obligations, and all related business activities. The motor vehicle retail installment contracts and notes purchased by the Company (the "Contracts") are purchased at discounts and are secured by used automobiles and light trucks (the "Financed Vehicles"). The Contracts are originated by automobile dealers ("Dealers"). The Company has purchased, and anticipates that it will continue to purchase, its Contracts primarily from Fiesta Motors, a Dealer owned and operated by Fiesta Motors, LLC, a Texas limited liability company ("Fiesta Motors"). Fiesta Motors is an affiliate of SAFH. The Contracts may also be purchased from other Dealers located in metropolitan areas in Texas and elsewhere. The Dealers generate the Contracts and offer them for sale on a non-exclusive basis to the Company. The Dealers forego some profit on each Contract sold to the Company in exchange for an immediate return of their invested capital.

     The funds necessary to purchase the Contracts were initially provided from the sale of the promissory notes ("Notes") offered to investors pursuant to a Prospectus. The Prospectus was part of a Form SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, with respect to the Notes, which Registration Statement became effective on March 31, 1998. The offering of the Notes has terminated, with a total of $___________ of the Notes sold. The Notes were issued pursuant to a Trust Indenture Agreement dated as of March 3, 1998 ("Indenture").

     Subject to the prior payment of interest and principal due upon the Notes and any additional borrowing (the "Additional Borrowing"), if any, and Allowed Expenses (as defined under the Indenture), the collection proceeds from the Contracts are used to purchase additional Contracts so long as no Event of Default (as defined under the Indenture) exists. Upon the payment in full of all principal and interest on the Notes, the Indenture will terminate. While the Notes remain outstanding, the Company is prohibited from engaging in any business other than the purchase, collection and servicing of the Contracts (including repossession and resale of the vehicle collateral) and from incurring any additional indebtedness other than the Additional Borrowing, Allowed Expenses and any other amounts incurred in the ordinary course of its business.

     The Company has no employees.

PURCHASE AND COLLECTION OF CONTRACTS

     The Contracts are purchased and serviced on behalf of the Company by Sovereign Associates, Inc. (the "Servicer") under the Master Contract Purchase Agreement and the Servicing Agreement, each dated as of March 3, 1998 (collectively, the "Servicing Agreement"), between the Company and the Servicer. The Servicer's principal offices are located at 4015 Beltline Road, Building B, Dallas, Texas 75244. The Servicer is owned and managed separately from the Administrator, SAFH and the Company. The Servicer is obligated pursuant to the Servicing Agreement, subject to the limitations set forth therein, to provide services for the purchasing and collecting of the Contracts on behalf of the Company, and to repurchase certain of the Contracts under certain circumstances. For its purchase administration services, the Servicer is entitled to a fee per purchased Contract equal to the lesser of $500, or 5% of the total amount of installments due under the Contract as of the date of purchase. For its services with regards to the collection of the Contracts, the Servicer is entitled to a monthly servicing fee of $20 for each Contract that is not assigned for repossession and a fee of $125 for each Financed Vehicle assigned for repossession.

COMPETITION

     The Company has numerous competitors engaged in the business of buying new and used motor vehicle retail installment contracts and notes at a discount, including affiliates of the Company. In addition, the Company competes to some extent with providers of alternative financing services such as floor plan lines of credit from financial institutions, lease financing and dealer self-financing. National and regional rental car companies, auction houses, dealer groups or other firms with greater financial resources than the Company could elect to compete with the Company in its market.

REPORTS TO SECURITY HOLDERS

     The Company is not required under the rules of the SEC to deliver an annual report to its Noteholders. However, the Company has represented in its Prospectus that it will send an annual report to its Noteholders, which report will include audited financial statements.

     The Company was required to file reports with the SEC for period up to and including its fiscal year ended June 30, 1998. The reports filed for such periods consisted of a Form 10-QSB for the fiscal quarter ended March 31, 1998, and this Form 10-KSB for the fiscal year ended June 30,

1998. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

Not applicable.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

[PART II]

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Not applicable.

(b)(1) The registrant has filed a registration statement on Form SB-2 with the Securities and Exchange Commission (file number 333-40321) for the purpose of registering under the Securities Act of 1933, as amended, the registrant's 11% Notes Due February 15, 2002 in the aggregate principal amount of $10,000,000. The effective date of the registration statement was March 3, 1998.

(2)  The offering commenced on March 5, 1998.

(3)  Not applicable.

(4) (i) The offering terminated on _____________, 1998, and terminated before the sale of all securities registered.

(ii)  There is no managing underwriter.

(iii) The title of each class of securities registered is as follows: 11% Notes Due February 15, 2001.

(iv) The amount registered was $10,000,000. The aggregate price of the offering amount registered is $10,000,000. The amount sold as of June 30, 1998 was $_________, which was also the aggregate offering price of the amount sold.

(v) From March 3, 1998 until June 30, 1998, the expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered was as follows:

     underwriting discounts and commissions                    $
                                                                --------
     finders' fees                                             $-0-
     expenses paid to or for underwriters                      $-0-
     other expenses                               $
                                                   ----------
     total expenses                                            $
                                                                --------
                                                               ---------
                                                               ---------


Such expenses did or will involve direct or indirect payments to persons other than directors, officers, general partners of the issuer or their associates, persons owning 10% or more of any class of equity securities of the issuer, or affiliates of the issuer.

(vi) The net offering proceeds to the issuer after deducting the total expenses described in paragraph (4)(v) of this Item was $________.

(vii) From March 3, 1998 until June 30, 1998, the net offering proceeds to the issuer were used as follows:

     construction of plant, building and facilities              $-0-
     purchase and installation of machinery and equipment        $-0-
     purchases of real estate                                    $-0-
     acquisition of other business(es)                           $-0-
     repayment of indebtedness                                   $-0-
     working capital                                             $-0-
     temporary investments                                       $-0-
     other                                                       $
                                                                 ----------

"Other" includes $________ of payments to directors, officers, general partners of the issuer or their associates, persons owning 10% or more of any class of equity securities of the issuer, or affiliates of the issuer. The remainder of the expenses were direct or indirect payments to others.

(viii)  Not applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     Prior to March 3, 1998, the Company had no operating history. The Company was formed for the purpose of purchasing, collecting and servicing retail installment sales contracts and notes secured by motor vehicles (the "Contracts"). The funds necessary to purchase the Contracts were initially provided from the sale of the Notes offered to investors.

     While the Notes remain outstanding, the Company is prohibited by the Indenture from engaging in any business other than the purchase, collection and servicing of the Contracts (including repossession and resale of the vehicle collateral) and from incurring any additional indebtedness other than funds borrowed from an additional lender (the "Additional Borrowing"), if any, Allowed Expenses (as defined in the Indenture) and any other amounts incurred in the ordinary course of its business. The Company's use of the net collection proceeds from the Contracts are restricted by the Indenture to payments on the Notes and the Additional Borrowing, if any, and, so long as there is no Event of Default (as defined in the Indenture), to payments of Allowed Expenses and to purchase of additional Contracts.

CAPITAL RESOURCES AND LIQUIDITY

     For the period during which the Notes were offered for sale, the Company's primary sources of funds was the sale of the Notes. Subsequently, the Company's primary sources of funds, including funds for interest payments on and eventual repayment of the Notes, has been the net proceeds from the Contracts, any income on the reinvestment of such net proceeds in additional

Contracts, and any net proceeds from sale or refinancing of the remaining Contracts at the maturity of the Notes. The Company does not have, nor is it expected to have in the future, any significant source of capital for payment of the Notes and the expenses incurred by it other than such sources.

     The Company anticipates that a portion of the Contracts will become delinquent and require repossession and resale of the related vehicle. The Company further anticipates that its will experience losses on the related Contracts after taking into account sales proceeds from repossessed vehicles and costs associated with the resale of such repossessed vehicles.

DISCUSSION OF FINANCIAL CONDITION, CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As of June 30, 1998, the Company had sold Notes totaling $________ and had acquired, from the net proceeds thereof and from net collection proceeds of other Contracts, Contracts with gross installments receivable of $__________ and with net installments receivable of $__________. The increases in these amounts from the respective amounts on March 31, 1998 was attributable primarily to the net proceeds from the sale of Notes being the primary source of capital for the Company.

     Effective June 30, 1998, a substantial portion of the Company's performing Contracts were transferred to CMC Acceptance Corporation and/or Commercial
Center, Inc. ("CMC") in exchange for mostly non-performing Contracts.   The
exchange was conducted by Sovereign Associates, Inc. ("SAI"), the servicer of the Company's Contracts, as part of a larger transaction in which SAI transferred to CMC, in exchange for mostly non-performing Contracts, approximately $__________ in principal amount of performing Contracts owned by the Company and various entities affiliated with the Company. $__________ in principal amount of the performing Contracts transferred were owned by the Company. SAI acts as servicer on behalf of such affiliated entities as well as the Company.

     The non-performing Contracts transferred to the Company and the other affiliated entities were owned by various trusts which had purchased such Contracts from CMC. CMC had proposed the exchange of performing for non-performing Contracts in order to assists the beneficial owners of the
trusts which owned the non-performing Contracts.   Following the exchange,
CMC transferred the performing Contracts into the respective trusts. A substantial number of the Contracts received in the exchange had become past due prior to the exchange because the servicer of such Contracts at the time, National Asset Information Services, Inc. ("NAIS"), had failed to properly perform its duties under the applicable servicing agreements. NAIS is not affiliated with CMC, and neither is affiliated with the Company or SAI. In connection with the exchange, SAI became successor servicer to NAIS, and consequently now acts as servicer for both the Contracts transferred by the Company to CMC and the Contracts received by the Company in the exchange.

     Neither the Company nor any or the affiliated entities approved or authorized the exchange, nor did the Company or such other entities discover the exchange transactions until September 1998. The Company believes that it received no benefit as a result of the exchange, but instead incurred a substantial loss. At this time, the Company has not pursued recourse against CMC, the trusts or their respective beneficial owners, or SAI. SAI, for its own account and for the Company's account, has initiated an action against Doug Kemp, the former President and CEO of SAI who orchestrated the exchange without authority. In addition, although no mention is made in the exchange agreement of additional consideration to be received in the exchange by the Company, SAI believes that an auto loan indemnity policy issued by Reliance Insurance Company (the "Policy"), naming CMC as insured, is applicable to the Contracts received in the exchange and would permit the Company to recover a portion of the losses which it incurred on the defaulted Contracts received in the exchange. At this time, CMC has orally agreed to transfer the Policy to SAI. The general insurance agency of Reliance
Insurance Company has orally authorized the transfer of the policy to SAI and the Company, although at this time the insured under the Policy continues to be CMC, rather than SAI or the Company. The Policy has certain limits and conditions with respect to coverage, including timely notice of claims to be made under the Policy and other conditions that the Company and SAI may be unable to meet due to the lapse of time from the date of closing of the exchange transaction to the date of discovery of the existence of the Policy. Consequently, the Company does not know at this time whether it will be able to make a claim on the policy in its own name or whether SAI will be able to make a claim on behalf of the Company, nor does the Company know whether any such claim would meet the terms and conditions of the Policy.

     As a result of the exchange, net installments receivable of Contracts as of June 30, 1998 reflects a substantial increase in allowance for credit losses from immediately prior to the exchange.

ITEM 7. FINANCIAL STATEMENTS.

Will be provided when financial statements have been completed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

[PART III]

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company are set forth below:

     A. Starke (Tracy) Taylor, III, age 55, has been President and a director of the Company since its formation. Prior to February 6, 1998 and since its formation in January 1991, Mr. Taylor was President and a director of the Servicer. In addition, prior to February 6, 1998 and since its formation in January 1991, Mr. Taylor was President and a director of Sovereign Credit Corporation, a company which at that time conducted substantially the same business as the Administrator is presently conducting. Mr. Taylor also serves as manager of Fiesta Motors, LLC, which owns and operates Fiesta Motors, and has served in such position since its formation in February, 1995.

     The director holds office until the next annual meeting of stockholders or the election and qualification of his successor.

     There are no family relationships among the director and any of the executive officers of the Company. The Company's director does not hold any directorship in any company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 10. EXECUTIVE COMPENSATION.

No director or officer of the Company has received any compensation from the Company since its formation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of November 15, 1998, relating to the beneficial ownership of the Company's common stock by any person or "group", as that term is used in Item 403 of Regulation S-B of the SEC, known to the Company to own beneficially 5% or more of the outstanding shares of common stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of common stock beneficially owned by such person.

                                                         Amount and Nature of
                                                       Beneficial Ownership (1)

                                                                    Percentage
                                                       Number of     of Class
 Name and Address of Beneficial Owner                   Shares      Outstanding
 Sovereign Auto Finance Holdings, Inc. (2)
 4015 Beltline Road, Building B
 Dallas, Texas  75244  . . . . . . . . . . . . .        1,000          100%

 A. Starke Taylor, III (2)
 4015 Beltline Road, Building B
 Dallas, Texas  75244  . . . . . . . . . . . . .          0             --

 All officers and directors as a
 group (1 person) (2)  . . . . . . . . . . . . .          0             --

-----------------------------
(1) The information as to beneficial ownership of Common Stock has been furnished by the respective shareholder, director and officer of the Company.

(2) The sole director of Sovereign Auto Finance Holdings, Inc. ("SAFH") is A. Starke Taylor, III, who also owns 100% of SAFH's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company is a subsidiary of Sovereign Auto Finance Holdings, Inc. ("SAFH"). The Administrator is an affiliate of SAFH by virtue of common ownership. A. Starke Taylor, III owns 100% of SAFH. Austin Taylor Family Limited Partnership owns 100% the Administrator. The general partner of Austin Taylor Family Limited Partnership is AST III Corp., of which Mr. Taylor serves as the President and sole director, and the limited partners primarily include Mr. Taylor and various trusts of which Diane D. Taylor, the wife of Mr. Taylor, serves as trustee.

     All administrative functions on behalf of the Company are conducted by the Administrator.

The Company has paid to the Administrator a fee (the "Administration Fee") equal to 5.5% of the gross proceeds from the sale of the Notes for administering and managing the ongoing operations of the Company, which fee totaled $________through June 30, 1998. The Administrator has agreed to pay any offering and organizational expenses to the extent they exceed 2% of the gross proceeds from the sale of the Notes.

     The Company is required to pay the Administrator a monthly fee (the "Investor Administration Fee") equal to 1/12th of 0.5% of the aggregate outstanding principal amount of the Notes, which fee is intended to reimburse the Administrator for expenses incurred in the administration of Noteholder payments, communications and relations for the Company. The Investor Administration Fee totaled $_________ through June 30, 1998.

     The Contracts are purchased primarily from Fiesta Motors ("Fiesta Motors"), an automobile dealer which finances the sale of used automobiles and light trucks. Fiesta Motors is owned by Fiesta Motors, LLC. Austin Taylor Family Limited Partnership owns 100% of the membership interests, and thus voting rights, in Fiesta Motors, LLC. The general partner of Austin Taylor Family Limited Partnership is AST III Corp., of which A. Starke Taylor, III serves as the President and sole director, and the limited partners primarily include Mr. Taylor and various trusts of which Diane D. Taylor, the wife of Mr. Taylor, serves as trustee. Mr. Taylor also serves as the sole manager of Fiesta Motors, LLC. The officers of Fiesta Motors, LLC are Diane D. Taylor, President; and A. Starke Taylor, III, Chairman.

     The Company has purchased Contracts from Fiesta Motors for a total purchase price of $_________ through June 30, 1998. Fiesta Motors receives a benefit from the sale of the Contracts to the Company equal to its profit on the sale. All Contract purchasing and servicing on behalf of the Company is conducted by the Servicer, which is owned and managed separately from the Company, the Administrator and SAFH. The Servicer utilizes certain underwriting criteria in determining whether to purchase Contracts from Fiesta Motors, and at what price. All Contracts purchased from Fiesta Motors through June 30, 1998 were purchased at a price equal to __% of total payoff balance of such Contracts.

     Affiliates of the Administrator provide floor plan or similar financing for Fiesta Motors. "Floor plan financing" refers to assistance provided to automobile dealers in financing their purchases of inventories of automobiles held for sale to customers. Fiesta Motors may, directly or indirectly, utilize funds it receives through the sale of Contracts to the Company to make floor plan debt service payments to such affiliates and other lenders.

     Reliance Service Corporation ("Reliance"), which is owned by A. Starke Taylor, III, offers and sells mechanical service agreements to purchasers of automobiles from Fiesta Motors. These agreements are sold to the buyers of the Financed Vehicles, at their option, and are usually financed through their Contracts. The agreements are sold for an average of $750, with the amount actually being remitted to Reliance being based upon the discount the Company pays for the Contract. Reliance then remits all but $250 to Fiesta Motors as a commission.

     Sales of repossessed Financed Vehicles through retail networks may be conducted by placing the vehicle on the originating dealer's lot for sale, or on a lot owned by Fiesta Motors. In either case, the Company pays all expenses associated with the resale of the repossessed Financed Vehicles. In the case of resales from a lot owned by Fiesta Motors, such expenses include an allocable portion of the costs of operating the lot based upon the number of cars sold, which includes expenses for salaries for A. Starke Taylor, III, who is also a principal of the Administrator, and repair costs to place the cars in saleable condition charged at 20% mark-up for parts and $30 per hour for labor.

     The terms of the of the foregoing arrangements between the Company on the one hand and the Administrator or Fiesta Motors on the other were not negotiated at arm's length but were determined unilaterally by the management of the Administrator and Fiesta Motors.

     William P. Glass served as a director and officer of the Company, the Administrator, and SAFH from the date of formation of such companies until his resignation on August 5, 1998. Mr. Glass received a salary from the Administrator, funded in part from the Administration Fee paid to the Administrator from the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Number    Description
     ------    ------------

     2         not applicable
     3(i)      Articles of Incorporation of Sovereign Credit Finance I, Inc.*
     3(ii)     Bylaws of Sovereign Credit Finance I, Inc.*
     4         Indenture between Sovereign Credit Finance I, Inc. and Sterling
               Trust Company, as Trustee**
     10.1      Master Contract Purchase Agreement between Sovereign Credit
               Finance I, Inc. and Sovereign Associates, Inc.*
     10.2      Servicing Agreement between Sovereign Credit Finance I, Inc. and
               Sovereign Associates, Inc.*
     10.3      Subscription Escrow Agreement between Sovereign Credit Finance I,
               Inc. and River Oaks Trust Company as Escrow Agent*
     10.4      Form of Broker-Dealer Selling Agreement*
     10.5      Form of Subscription Agreement*
     10.6      Form of Promissory Note of Sovereign Credit Corporation*
     11        not applicable
     15        not applicable
     16        not applicable
     18        not applicable
     19        not applicable
     22        not applicable
     23        not applicable

     24        not applicable
     27        Financial Data Schedule
     99        not applicable

* Incorporated by reference to the registrant's Registration Statement on Form SB-2, Commission file number 333-40321.

** Incorporated by reference to the registrant's quarterly report on Form QSB for the quarter ended March 31, 1998.

(b) Reports on Form 8-K. None.

[SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVEREIGN CREDIT FINANCE II, INC.

Signature                          Title                         Date
---------                          -----                         ----

/s/ A. Starke Taylor, III          President                     December 9, 1998
-------------------------
A. Starke Taylor, III


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                         Date
---------                          -----                         ----

/s/ A. Starke Taylor, III          President (principal          December 9, 1998
-------------------------          executive officer, principal
A. Starke Taylor, III              financial officer and chief
                                   accounting officer) and
                                   director



Supplemental information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act By Non-reporting Issuers:

No annual report or proxy material has been sent to security holders for the period covered by this report, as of the date of this report. The registrant intends to send an annual report to its Noteholders for such period, and shall furnish copies of such material to the Commission when it is sent to security holders.